Form 10-K
period 2025-12-31
BANK 2024-BNK48
filed 2026-03-23
CIK 2036193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•        the 900 North Michigan mortgage loan, which is serviced pursuant to the BBCMS 2024-C28 pooling and servicing agreement attached hereto as Exhibit 4.4; and

•        the Newport Centre mortgage loan, which is serviced pursuant to the BBCMS 2024-C30 pooling and servicing agreement attached hereto as Exhibit 4.5.

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

•        Rialto Capital Advisors, LLC is the special servicer under the BBCMS 2024-C30 pooling and servicing agreement, pursuant to which the Newport Centre mortgage loan is serviced.  Because Rialto Capital Advisors, LLC is not the BANK 2024-BNK48 special servicer, is not affiliated with any sponsor and serviced only the Newport Centre mortgage loan, which constitutes less than 5% of the mortgage pool, Rialto Capital Advisors, LLC, as BBCMS 2024‑C30 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the BANK 2024-BNK48 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•        Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

On November 7, 2014, the National Credit Union Administration Board (“NCUA”), as an investor in 121 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of those trusts, alleging violations of the U.S. Trust Indenture Act of 1939 (“TIA”) and the New York Streit Act (“Streit Act”) for DBNTC’s alleged failure to perform certain purported statutory and contractual duties. On March 5, 2015, NCUA amended its complaint to assert claims as an investor in 97 of the 121 RMBS trusts that were the subject of its first complaint. The amended complaint alleged violations of the TIA and Streit Act, as well as breach of contract, breach of fiduciary duty, breach of the covenant of good faith, negligence, gross negligence and negligent misrepresentation. NCUA’s complaint alleged that the trusts at issue suffered total realized collateral losses of U.S. $17.2 billion, but the complaint did not include a demand for money damages in a sum certain. On May 1, 2015, DBNTC filed a motion to dismiss the amended complaint. On July 31, 2018, the court issued an order that, among other things, denied DBNTC’s motion to dismiss without prejudice to its renewal. On August 31, 2018, NCUA filed a letter informing the court that it intended to: (i) drop all of its claims as to 60 of the 97 trusts at issue; (ii) drop its claims as to certain, but not all, certificates for 3 additional trusts; and (iii) move for leave to file an amended complaint bringing claims as to the remaining 37 trusts at issue. On October 5, 2018, NCUA filed a motion for leave to file a second amended complaint that asserted claims as to only 37 of the 97 trusts that were originally at issue, and added new claims for a declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses in NCUA’s action and in other actions brought by investors against DBNTC for alleged breaches of its duties as an RMBS trustee. On November 5, 2018, DBNTC filed a motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery. On October 15, 2019, the court: (i) granted in part NCUA’s motion for leave to file a second amended complaint; and (ii) granted DBNTC’s motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery. The court permitted NCUA to file a second amended complaint asserting claims for: (i) breach of contract arising out of DBNTC’s alleged failure to perform certain purported statutory and contractual duties; and (ii) declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses. The court denied NCUA’s request to assert additional claims for: (i) negligence and gross negligence; and (ii) breach of fiduciary duty. On October 21, 2019, NCUA filed a second amended complaint. On November 15, 2019, DBNTC filed an answer to the second amended complaint. On June 11, 2021, NCUA filed a third amended complaint, the substance of which was unchanged from the second amended complaint. On July 1, 2021, DBNTC filed an answer to the third amended complaint. On October 5, 2021, NCUA filed a fourth amended complaint, the substance of which was unchanged from the third amended complaint. On October 25, 2021, DBNTC filed an answer to the fourth amended complaint. On February 4, 2022, the parties filed a stipulation in which NCUA agreed to voluntarily dismiss with prejudice all claims as to 19 trusts. On February 28, 2022, both parties filed motions for partial summary judgment. On August 15, 2025, the court granted in part and denied in part both motions, and on October 9, 2025, the court entered the parties’ stipulation dismissing certain additional claims based on the summary judgment decision. Discovery is ongoing.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss. On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss. After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest. On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021. On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint. On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts. On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust. On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts. On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue. On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue. On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment. Also on November 14, 2024, IKB filed a motion for partial summary judgment. On August 11, 2025, the court granted in part and denied in part certain aspects of both motions. On October 20, 2025, the court resolved the remainder of both motions and dismissed certain additional claims. All parties have filed notices of appeal with respect to certain aspects of the court’s summary judgment orders.

It is DBNTC’s belief that it has no pending legal proceedings (including, based on DBNTC’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated October 1, 2024.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the BANK 2024-BNK48 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.1    Computershare Trust Company, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Custodian

33.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.5    National Cooperative Bank, N.A., as NCB Master Servicer

33.6    LNR Partners, LLC, as Special Servicer

33.7    National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.5)

33.8    Park Bridge Lender Services LLC, as Operating Advisor

33.9    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant

33.11 Trimont LLC, as Master Servicer under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 3/1/25 to 12/31/25), Marriott Myrtle Beach Grande Dunes Resort (from 3/1/25 to 12/31/25), 610 Newport Center (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 1/1/25 to 2/28/25), Marriott Myrtle Beach Grande Dunes Resort (from 1/1/25 to 2/28/25), 610 Newport Center (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 1/1/25 to 12/31/25), Marriott Myrtle Beach Grande Dunes Resort (from 1/1/25 to 12/31/25), 610 Newport Center (from 1/1/25 to 12/31/25) (see Exhibit 33.10)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BMO 2024-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: 20 & 40 Pacifica (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.15 Trimont LLC, as Master Servicer under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.16 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 1/1/25 to 12/31/25) (see Exhibit 33.10)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2024-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Newport Centre (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.19 Argentic Services Company LP, as Special Servicer under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 1/1/25 to 12/31/25), Marriott Myrtle Beach Grande Dunes Resort (from 1/1/25 to 12/31/25), 610 Newport Center (from 1/1/25 to 12/31/25)

33.20 Argentic Services Company LP, as Special Servicer under the BMO 2024-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: 20 & 40 Pacifica (from 1/1/25 to 12/31/25) (see Exhibit 33.19)

33.21 LNR Partners, LLC, as Special Servicer under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 1/1/25 to 12/31/25) (see Exhibit 33.6)

33.22 Computershare Trust Company, National Association, as Custodian under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 1/1/25 to 12/31/25), Marriott Myrtle Beach Grande Dunes Resort (from 1/1/25 to 12/31/25), 610 Newport Center (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.23 Computershare Trust Company, National Association, as Custodian under the BMO 2024-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: 20 & 40 Pacifica (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.24 Computershare Trust Company, National Association, as Custodian under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.25 Computershare Trust Company, National Association, as Custodian under the BBCMS 2024-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Newport Centre (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Computershare Trust Company, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Custodian

34.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.5    National Cooperative Bank, N.A., as NCB Master Servicer

34.6    LNR Partners, LLC, as Special Servicer

34.7    National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.5)

34.8    Park Bridge Lender Services LLC, as Operating Advisor

34.9    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant

34.11 Trimont LLC, as Master Servicer under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 3/1/25 to 12/31/25), Marriott Myrtle Beach Grande Dunes Resort (from 3/1/25 to 12/31/25), 610 Newport Center (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 1/1/25 to 2/28/25), Marriott Myrtle Beach Grande Dunes Resort (from 1/1/25 to 2/28/25), 610 Newport Center (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 1/1/25 to 12/31/25), Marriott Myrtle Beach Grande Dunes Resort (from 1/1/25 to 12/31/25), 610 Newport Center (from 1/1/25 to 12/31/25) (see Exhibit 34.10)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BMO 2024-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: 20 & 40 Pacifica (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.15 Trimont LLC, as Master Servicer under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.16 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 1/1/25 to 12/31/25) (see Exhibit 34.10)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2024-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Newport Centre (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.19 Argentic Services Company LP, as Special Servicer under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 1/1/25 to 12/31/25), Marriott Myrtle Beach Grande Dunes Resort (from 1/1/25 to 12/31/25), 610 Newport Center (from 1/1/25 to 12/31/25)

34.20 Argentic Services Company LP, as Special Servicer under the BMO 2024-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: 20 & 40 Pacifica (from 1/1/25 to 12/31/25) (see Exhibit 34.19)

34.21 LNR Partners, LLC, as Special Servicer under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 1/1/25 to 12/31/25) (see Exhibit 34.6)

34.22 Computershare Trust Company, National Association, as Custodian under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 1/1/25 to 12/31/25), Marriott Myrtle Beach Grande Dunes Resort (from 1/1/25 to 12/31/25), 610 Newport Center (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.23 Computershare Trust Company, National Association, as Custodian under the BMO 2024-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: 20 & 40 Pacifica (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.24 Computershare Trust Company, National Association, as Custodian under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.25 Computershare Trust Company, National Association, as Custodian under the BBCMS 2024-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Newport Centre (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1     Computershare Trust Company, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Custodian

35.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.5    National Cooperative Bank, N.A., as NCB Master Servicer

35.6    LNR Partners, LLC, as Special Servicer

35.7    National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.5)

35.8    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.9    Trimont LLC, as Master Servicer under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 3/1/25 to 12/31/25), Marriott Myrtle Beach Grande Dunes Resort (from 3/1/25 to 12/31/25), 610 Newport Center (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 1/1/25 to 2/28/25), Marriott Myrtle Beach Grande Dunes Resort (from 1/1/25 to 2/28/25), 610 Newport Center (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BMO 2024-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: 20 & 40 Pacifica (from 1/1/25 to 12/31/25) (see Exhibit 35.8)

35.12 Trimont LLC, as Master Servicer under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.13 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2024-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Newport Centre (from 1/1/25 to 12/31/25) (see Exhibit 35.8)

35.15 Argentic Services Company LP, as Special Servicer under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 1/1/25 to 12/31/25), Marriott Myrtle Beach Grande Dunes Resort (from 1/1/25 to 12/31/25), 610 Newport Center (from 1/1/25 to 12/31/25)

35.16 Argentic Services Company LP, as Special Servicer under the BMO 2024-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: 20 & 40 Pacifica (from 1/1/25 to 12/31/25) (see Exhibit 35.15)

35.17 LNR Partners, LLC, as Special Servicer under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 1/1/25 to 12/31/25) (see Exhibit 35.6)

35.18 Computershare Trust Company, National Association, as Custodian under the WFCM 2024-C63 securitization, pursuant to which the following mortgage loans were serviced by such party: Grapevine Mills (from 1/1/25 to 12/31/25), Marriott Myrtle Beach Grande Dunes Resort (from 1/1/25 to 12/31/25), 610 Newport Center (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.19 Computershare Trust Company, National Association, as Custodian under the BMO 2024-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: 20 & 40 Pacifica (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.20 Computershare Trust Company, National Association, as Custodian under the BBCMS 2024-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: 900 North Michigan (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.21 Computershare Trust Company, National Association, as Custodian under the BBCMS 2024-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Newport Centre (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of September 27, 2024, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on October 11, 2024 under SEC File No. 333-259741-09 and incorporated by reference herein).

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

Date:  March 23, 2026